Form 10-K
BEAR STEARNS AST BCK SEC INC MADISON AVE TRUST 2002-A
filed 2003-04-15
CIK 1170788

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56242-06


        Madison Avenue Manufactured Housing Contract Trust
        Asset-Backed Certificates
        Series 2002-A Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-7281894
                                                  52-2365593
                                                  52-2365594
                                                  52-2365595
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        13
             Class A-2                         1
             Class A-IO                        1
             Class B-1                         7
             Class B-2                         1
             Class C                           1
             Class HL                          1
             Class M-1                         4
             Class M-2                         6
             Class R-1                         1

             Total:                           36


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.



                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Greenpoint Credit LLC, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Greenpoint Credit LLC, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Greenpoint Credit LLC, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 12, 2002, December 10, 2002, and January 09, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Madison Avenue Manufactured Housing Contract Trust
    Asset-Backed Certificates
    Series 2002-A Trust
    (Registrant)



  Signed:   Bear Stearns Asset Backed Securities Inc. as Depositor

  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: April 14, 2003



Sarbanes-Oxley Certification

I, Jeffrey Mayer, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Madison Avenue Manufactured Housing Contract Trust Asset-Backed Certificates Series 2002-A Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Greenpoint Credit LLC, as Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee.



      Date: April 14, 2003

      Jeffrey Mayer
      Signature

      President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



Ex-99.1 (a)

PriceWaterhouseCoopers (logo)

PriceWaterhouseCoopers LLP
400 South Hope Street, 22nd Floor
Los Angeles, CA 90071-2889
Telephone (213) 236 3000
Facsimile (213) 622 9062


Report of Independent Accountants


To the Board of Directors and Stockholders
Of GreenPoint Credit LLC


We have examined managemnet's assertion about GreenPoint Credit LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assetion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

February 20, 2003



Ex-99.2 (a)

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

February 20, 2003

PricewaterhouseCoopers LLP
400 S. Hope Street
Los Angeles, CA 90071

Ladies and Gentlemen:

As of and for the year ended December 31, 2002, GreenPoint Credit LLC ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions limits of liability of $50 million and $20 million, respectively.

Sincerely,

/s/ Charles P. Richardson
Charles P. Richardson, Executive Vice President, COO and CFO

/s/ Charles O. Ryan
Charles O. Ryan, Senior Vice President and Controller through   , 2002

/s/ Derek Wiesner
Derek Wiesner, Senior Vice President

/s/ Michael Najewicz
Michael Najewicz, SVP and General Counsel




Ex-99.3 (a)

10089 Willow Creek Road
San Diego, CA 92131
Tel. (858) 549-4700


GreenPoint Credit (logo)


ANNUAL STATEMENT AS TO COMPLIANCE


The undersigned certifies that he is a Vice President of GreenPoint Credit, LLC (the "Servicer") and that, as such, he is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to Section 3.20 of the Pooling and Servicing Agreement (the "Agreement"), dated as of March 1, 2002, between Bear Stearns Asset Backed Securities, Inc., as Depositor, GreenPoint Credit, LLC, as Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee 2002-A, (all capitalized terms used herein without definition having the respective meanings specified in the Agreement) and further certifies that:

1. I have reviewed the activities for the one year period ending December 31, 2002 and performance under this agreement had been made under such officer's supervision under Section 3.20 of the Agreement; and

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such period.


IN WITNESS WHEREOF, I have affixed hereunto my signature this 28th day February 2003.


GreenPoint, LLC
By /s/ Kurt Miller
Kurt Miller
Vice President

Re: Madison Ave




Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         5,879,412.42        42,602,283.54                0.00            338,726,716.45
   A-2                         2,678,040.92        21,097,959.92                0.00            153,902,040.09
   A-IO                        1,821,035.08                 0.00                0.00                      0.00
   Ambac                         850,399.42                 0.00                0.00                      0.00
   B-1                         2,254,028.14                 0.00                0.00             59,005,000.00
   B-2                         2,254,028.14                 0.00                0.00             59,005,000.00
   C                              39,965.37                 0.00                0.00             48,244,665.43
   HL                          7,186,200.82                 0.00                0.00                      0.00
   M-1                         1,396,857.15                 0.00                0.00             56,897,000.00
   M-2                         1,871,084.21                 0.00                0.00             61,112,000.00
   R-1                                 0.00                 0.00                0.00                      0.00
   R-2                                 0.00                 0.00                0.00                      0.00
   R-3                                 0.00                 0.00                0.00                      0.00